Form 10-Q
period 2026-03-31
Aldabra 4 Liquidity Opportunity Vehicle, Inc.
filed 2026-05-15
CIK 2083989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-43063

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3725 Leafy Way Miami, Florida	33133 (Zip Code)
(Address of principal executive offices)

(305) 230-4002

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	ALOVU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	ALOV	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	ALOVW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 15, 2026, there were 30,015,000 Class A ordinary shares, $0.0001 par value and 7,503,750 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$1,070,844	$23,583
Prepaid insurance	117,753	—
Total current assets	1,188,597	23,583
Marketable securities held in Trust Account	302,050,715	—
Deferred offering costs	—	261,481
TOTAL ASSETS	$303,239,312	$285,064

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,288	$11,246
Accrued expenses	58,650	13,125
Accrued offering costs	2,724	113,775
Due to related party	11,000	—
Promissory note - related party	—	200,000
Total current liabilities	92,662	338,146
Deferred underwriting fee payable	12,789,000	—
Total Liabilities	12,881,662	338,146

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 30,015,000 and 0 shares at redemption value of $10.06 and $0.00 per share as of March 31, 2026 and December 31, 2025	302,050,715	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; no shares issued or outstanding as of March 31, 2026 and December 31, 2025 (excluding 30,015,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 7,503,750 shares issued and outstanding as of March 31, 2026 and December 31, 2025	750	750
Additional paid-in capital	—	24,250
Accumulated deficit	(11,693,815)	(78,082)
Total Shareholders’ Deficit	(11,693,065)	(53,082)
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$303,239,312	$285,064

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

For the Three Months Ended
March 31, 2026
General and administrative expenses	$658,460
Loss from operations	(658,460)
Other income:
Interest earned on marketable securities held in Trust Account	1,900,715
Net income	$1,242,255

Weighted average shares outstanding, Class A ordinary shares	22,678,000
Basic and diluted net income per Class A ordinary share	$0.04

Weighted average basic shares outstanding, Class B ordinary shares	7,264,500
Basic net income per Class B ordinary share	$0.04

Weighted average diluted shares outstanding, Class B ordinary shares	7,503,750
Diluted net income per Class B ordinary share	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class B Ordinary Shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at December 31, 2025	7,503,750	$750	$24,250	$(78,082)	$(53,082)
Allocated value of transaction costs to Class A shares	—	—	(225,755)	—	(225,755)
Proceeds from sale of Private Placement Warrants	—	—	7,300,000	—	7,300,000
Fair value of Public Warrants at issuance	—	—	3,601,800	—	3,601,800
Accretion of Class A ordinary shares subject to redemption to redemption value	—	—	(10,700,295)	(12,857,988)	(23,558,283)
Net income	—	—	—	1,242,255	1,242,255
Balance at March 31, 2026	7,503,750	$750	$—	$(11,693,815)	$(11,693,065)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

For the Three Months Ended
March 31, 2026
Cash Flows from Operating Activities:
Net income	$1,242,255
Adjustment to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,900,715)
Changes in operating assets and liabilities:
Prepaid insurance	(117,753)
Accounts payable	9,042
Accrued expenses	45,525
Due to related party	11,000
Net cash used in operating activities	(710,646)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(300,150,000)
Net cash used in investing activities	(300,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting fees and reimbursement paid	294,907,388
Proceeds from sale of Private Placement Warrants	7,300,000
Payment of offering costs	(99,481)
Proceeds from promissory note - related party	50,000
Payment of promissory note - related party	(250,000)
Net cash provided by financing activities	301,907,907

Net Change in Cash	1,047,261
Cash - Beginning of period	23,583
Cash - End of period	$1,070,844

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$12,789,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Aldabra 4 Liquidity Opportunity Vehicle, Inc. (the “Company”) is a blank check company incorporated in the Cayman Islands on July 24, 2025. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from July 24, 2025 (inception) through March 31, 2026 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and sale of Private Placement Warrants (defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 21, 2026. On January 23, 2026, the Company consummated the Initial Public Offering of 30,015,000 units (the “Units” and, with respect to the Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary share”), included in the Units sold, the “Public Shares”), including 3,915,000 Units issued pursuant to the exercise by Cantor Fitzgerald & Co., as the representative of several underwriters (the “Underwriters”), of the over-allotment option in full, generating gross proceeds of $300,150,000 (see Note 3).

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

Following the closing of the Initial Public Offering on January 23, 2026, an amount of $300,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), to be invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $18,281,523, consisting of $5,220,000 of cash underwriting fees, $12,789,000 of deferred underwriting fees and $272,523 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the Trust Account (excluding the amount of deferred underwriting discounts held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Warrants, will be held in the Trust Account.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2026

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

If the Company seeks shareholder approval of a Business Combination, the Company will proceed with the Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

The Company will have until January 23, 2028, 24 months from the closing of the Initial Public Offering, to complete a Business Combination (the “Completion Period”). However, if the Company anticipates that it may not be able to consummate a Business Combination within 24 months from the closing of the Initial Public Offering, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholders, extend the period of time to consummate a Business Combination by seeking shareholder approval to amend the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable, but without deduction for any excise or similar tax that may be due or payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 24 months without a shareholder vote. The Underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2026

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, in each case less taxes payable and up to $100,000 of interest to pay liquidation expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Going Concern Consideration

As of March 31, 2026, the Company had a working capital surplus of $1,095,935. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses will be available to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date the financial statements are issued and therefore substantial doubt has been alleviated.

The Company will have until the end of the Completion Period to consummate a Business Combination. If a Business Combination is not consummated by the end of the Completion Period, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after 24 months (or January 23, 2028). The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by 24 months (or January 23, 2028).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 22, 2026, the Company’s Current Report on Form 8-K, as filed with the SEC on January 29, 2026, as well as the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act,

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2026

reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses and disclosure of contingent assets and liabilities during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,070,844 and $23,583 in cash as of March 31, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, the Company had $302,050,715 and $0 in marketable securities held in the Trust Account, respectively.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that have redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will only redeem its Public Shares. However, the threshold in its Amended and Restated Memorandum and Articles of Association would not change the nature of the underlying shares as redeemable and thus the Public Shares are required to be presented outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.06 per share as of March 31, 2026) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2026

As of March 31, 2026, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$300,150,000
Less:
Proceeds allocated to Public Warrants (as defined below)	(3,601,800)
Issuance costs allocated to Class A ordinary shares	(18,055,768)
Plus:
Accretion of carrying value to redemption value	23,558,283
Class A ordinary shares subject to possible redemption	$302,050,715

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $18,281,523, consisting of $5,220,000 of cash underwriting fees, $12,789,000 of deferred underwriting fees and $272,523 of other offering costs. As such, the Company recorded $18,055,768 of offering costs as a reduction of temporary equity and $225,755 of offering costs as a reduction of permanent equity.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants are contingent upon the occurrence of future events. The Company has two

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2026

classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”). Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company included in redeemable Class A ordinary shares. Founder shares issued to the Sponsor were subject to forfeiture contingent upon the exercise of the underwriters’ over-allotment option. For purposes of diluted income per ordinary share, the founder shares are included in the denominator as of the beginning of the interim period in which the contingent condition was satisfied. Accordingly, the founder shares are included in the calculation of diluted earnings per share as if outstanding from the beginning of the interim period upon the full exercise of the over-allotment option on January 23, 2026.

The following table reflects the calculation of basic and diluted net income per share:

	Three Months Ended March 31, 2026
	Class A Ordinary Shares	Class B Ordinary Shares
Basic net income per share
Numerator:
Net income	$940,865	$301,390
Denominator:
Weighted Average Ordinary Shares	22,678,000	7,264,500
Basic net income per ordinary share	$0.04	$0.04

	Three Months Ended March 31, 2026
	Class A Ordinary Shares	Class B Ordinary Shares
Diluted net income per share
Numerator:
Net income	$933,407	$308,848
Denominator:
Weighted Average Ordinary Shares	22,678,000	7,503,750
Diluted net income per ordinary share	$0.04	$0.04

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the warrants are outstanding.

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

The warrants are not precluded from equity classification, and were accounted for as such on the date of issuance.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2026

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale (the “Private Placement”) of 4,866,666 Private Placement Warrants at a price of $1.50 per warrant generating gross proceeds of $7,300,000 as follows: (i) by and among the Company and the Underwriters to purchase an aggregate of 1,740,000 Private Placement Warrants for an aggregate purchase price of $2,610,000 and (ii) by and between the Company and the Sponsor for the purchase by the Sponsor of an aggregate of 3,126,666 Private Placement Warrants for an aggregate purchase price of $4,690,000. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. SEGMENT INFORMATION

ASC 280 establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss. The measure of segment assets is reported on the balance sheet as total assets, which were equal to $303,239,312 and $285,064 as of March 31, 2026 and December 31, 2025, respectively. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets. The CODM reviews the current condition of its total assets available to assess if the Company has sufficient resources available to discharge its liabilities.

	March 31, 2026	December 31, 2025
Cash	$1,070,844	$23,583
Marketable securities held in Trust Account	$302,050,715	$—

For the Three Months Ended
March 31, 2026
General and administrative expenses	$(658,460)
Interest earned on marketable securities held in Trust Account	$1,900,715

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2026

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis.

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

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2026

the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the Underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor and the Underwriters), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Company’s initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrant-equivalent warrants issued to the Company’s Sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

Promissory Note - Related Party

On August 7, 2025, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2025 or the date on which the Company consummates the Initial Public Offering of its securities. On January 23, 2026, the full balance was repaid in connection with the close of the Initial Public Offering. There is no outstanding balance under the Promissory Note. Borrowings under the promissory note are no longer available.

Administrative Support Agreement

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor up to $30,000 per month for these services during the Completion Period. For the three months ended March 31, 2026, the Company incurred $71,000 of fees which are included in general and administrative expenses on the accompanying unaudited condensed statements of operations. The Company accrued $11,000 of administrative fees as of March 31, 2026, and are included in due to related party on the accompanying unaudited condensed balance sheets. As of March 31, 2026, the Company has paid $60,000 in administrative fees to the Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding working capital loans as of March 31, 2026.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2026

NOTE 7. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainty

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and other conflicts in the Middle East (including the Iran conflict). In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber - attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Registration and Shareholder Rights Agreement

The holders of the (i) Founder Shares, which were issued in the Private Placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. Pursuant to the registration rights agreement and assuming $1,500,000 of working capital loans are converted into warrants, the Company will be obligated to register up to 13,370,416 Class A ordinary shares and 5,866,666 warrants. The number of Class A ordinary shares includes (i) 7,503,750 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 4,866,666 Class A ordinary shares underlying the Private Placement Warrants and (iii) Class A ordinary shares underlying the warrants that may be issued upon conversion of working capital loans. The number of warrants includes up to 4,866,666 Private

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2026

Placement Warrants and 1,000,000 warrants that may be issued upon the conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Company granted the Underwriters a 45-day option to purchase up to 3,915,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting commissions. On January 23, 2026, simultaneously with the closing of the Initial Public Offering, the Underwriters elected to fully exercise the over-allotment option to purchase the additional 3,915,000 Units at a price of $10.00 per Unit.

The Underwriters were entitled to (1) an underwriting discount of $0.20 per Unit, or $5,220,000 that was paid in cash at closing, and (2) a deferred underwriting discount of $12,789,000 of which was made up of (i) a deferred fee of $0.40 per Unit of the gross proceeds from the sale of the Firm Units (as defined in the Underwriting Agreement), or $10,440,000, and (iii) a deferred fee of $0.60 of the gross proceeds from the sale of the Option Units (as defined in the Underwriting Agreement), or $2,349,000. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement, and will be based on the amount of funds remaining in the Trust Account after shareholder redemptions of Public Shares in connection with the consummation of a Business Combination.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding, respectively.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were no Class A ordinary shares issued and outstanding. Following the Initial Public Offering, on January 23, 2026, there were 30,015,000 Class A ordinary shares issued and outstanding, including 30,015,000 Class A ordinary shares subject to possible redemption and classified as temporary equity.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 7,503,750 Class B ordinary shares issued and outstanding.

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

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2026

any other matters submitted to a vote of shareholders prior to or in connection with the completion of the initial Business Combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of a Business Combination, and may be converted at any time prior to the Business Combination, at the option of the holder, on a one-for-one basis (unless otherwise provided in the Business Combination agreement), subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, approximately 25% of the total number of Class A ordinary shares outstanding after such conversion (not including the Class A ordinary shares underlying the Private Placement Warrants), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants — As of March 31, 2026, there were 14,871,666 warrants issued including 10,005,000 Public Warrants, issued as part of the Units, and 4,866,666 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. As of December 31, 2025, there were no warrants issued and outstanding.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to an existing registration statement or a new registration statement covering the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use the Company’s commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Once the warrant become exercisable, the Company may call the warrants for redemption for cash:

●	in whole and not in part at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described below) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company for cash, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2026

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

NOTE 9. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2026

The fair value of the Public Warrants issued in the Initial Public Offering was $3,601,800 or approximately $0.36 per Public Warrant. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The fair value of the Public Warrants was calculated utilizing a Monte Carlo Simulation Model. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

January 23, 2026
Underlying stock price	$9.88
Exercise price	$11.50
Volatility	33%
Weighted-average remaining term (in years)	2.91
Risk-free rate	3.66%
Implied market adjustment	18%

The following table presents information about the Company’s assets that are measured at fair value on March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Marketable securities held in Trust Account	1	$302,050,715	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date and through the date that the unaudited condensed financial statements are issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Aldabra 4 Liquidity Opportunity Vehicle, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aldabra 4 LOV Sponsor Partnership, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Aldabra 4 Liquidity Opportunity Vehicle, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Aldabra LOV Sponsor Partnership, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

As of March 31, 2026, the Company had not commenced any operations. All activities for the three months ended March 31, 2026 relates to the Company’s formation and Initial Public Offering. The Company will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering and sale of Private Placement Warrants (defined below). We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $1,242,255, which consisted of interest earned on marketable securities held in Trust Account of $1,900,715 offset by general and administrative expenses of $658,460.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor which were repaid at the closing of the Initial Public Offering. As of March 31, 2026, we had cash of $1,070,844 and working capital surplus of $1,095,935.

On January 23, 2026, the Company consummated the Initial Public Offering of 30,015,000 Units which includes the full exercise by the underwriters (the “Underwriters”) of their over-allotment option of 3,915,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $300,150,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 4,866,666 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, in a private placement (the “Private Placement”) to the Sponsor and to the Underwriters of the Initial Public Offering, generating gross proceeds of $7,300,000. Of those 4,866,666 Private Placement Warrants, the Sponsor purchased 3,126,666 Private Placement Warrants and the Underwriters purchased 1,740,000 Private Placement Warrants.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $300,150,000 was placed in the Trust Account. We incurred total transaction costs amounting to $18,281,523, consisting of $5,220,000 of cash underwriting fees, $12,789,000 of deferred underwriting fees and $272,523 of other costs.

For the three months ended March 31, 2026, net cash used in operating activities was $710,646. Net income of $1,242,255 was affected by the interest earned on marketable securities held in Trust Account of $1,900,715, changes in prepaid insurance of $117,753, accounts payable of $9,042, accrued expenses of $45,525, and due to related party of $11,000.

For the three months ended March 31, 2026, net cash used in investing activities was $300,150,000, which was due to the cash deposited into the Trust Account of $300,150,000.

For the three months ended March 31, 2026, net cash provided by financing activities was $301,907,907, which was due to the proceeds from sale of Units, net of underwriting fees and reimbursement paid of $294,907,388 and proceeds from sale of Private Placement Warrants of $7,300,000 and Promissory Note (as defined below) of $50,000 offset by the payment of the Promissory Note of $250,000 and offering cost of $99,481.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on January 23, 2026, the Company agreed to pay the Sponsor or an affiliate a total of $30,000 per month for general and administrative services, including office space and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2026, the Company incurred fees for these services of $71,000.

Underwriters Agreement

Simultaneously with the Initial Public Offering, the Underwriters fully exercised the over-allotment option to purchase an additional 3,915,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $39,150,000.

The Underwriters were entitled to (1) an underwriting discount of $0.20 per Unit, or $5,220,000 that was paid in cash at closing, and (2) a deferred underwriting discount of $12,789,000 of which was made up of (i) a deferred fee of $0.40 per Unit of the gross proceeds from the sale of the Firm Units (as defined in the Underwriting Agreement), or $10,440,000, and (iii) a deferred fee of $0.60 of the gross proceeds from the sale of the Option Units (as defined in the Underwriting Agreement), or $2,349,000. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement, and will be based on the amount of funds remaining in the Trust Account after shareholder redemptions of Public Shares in connection with the consummation of a Business Combination.

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

Promissory Notes - Related Party

On August 7, 2025, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2025 or the date on which the Company consummates the Initial Public Offering of its securities. Prior to the Initial Public Offering, the Company had borrowed $300,000 under the Promissory Note. As of March 31, 2026, there was no outstanding balance under the Promissory Note.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

See Note 2—“Summary of Significant Accounting Policies” of our unaudited condensed financial statements and notes for additional information regarding the critical accounting policies and other significant accounting policies.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Company’s annual report on Form 10-K for the period ended December 31, 2025 (the “Annual Report”) as filed with the SEC on March 30, 2026, and in the final prospectus relating to its Initial Public Offering (File No. 333-292418) filed with the SEC on January 22, 2026. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Annual Report filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 23, 2026, the Company consummated the initial public offering (the “Initial Public Offering”) of 30,015,000 Units, including 3,915,000 Units issued pursuant to the exercise of Underwriters’ over-allotment option in full. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-third of one redeemable warrant (each, a “Warrant”) each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $300,150,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of 3,126,666 warrants to Aldabra 4 LOV Sponsor Partnership, LLC (the “Sponsor”) and an aggregate of 1,740,000 warrants to the Underwriters (collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,300,000 (the “Private Placement”). No underwriting discounts or commissions were paid with respect to the Private Placement. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-292418), which was declared effective by the Securities and Exchange Commission on January 21, 2026. The Private Placement Warrants are identical to the Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the Private Placement, an aggregate of $300,150,000 was placed in the Trust Account.

Transaction costs related to the Initial Public Offering amounted to $18,281,523, consisting of $5,220,000 of cash underwriting fees, $12,789,000 of deferred underwriting fees and $272,523 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 21, 2026, between the Company and Cantor Fitzgerald & Co. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated January 21, 2026, between the Company and Continental Stock Transfer & Trust Company. (1)
10.1	Letter Agreement, dated January 21, 2026, among the Company and Aldabra 4 LOV Sponsor Partnership, LLC. (1)
10.2	Letter Agreement, dated January 21, 2026, among the Company, A4 Employee Partnership, LLC, directors and officers of the Company. (1)
10.3	Investment Management Trust Agreement, dated January 21, 2026, between the Company and Continental Stock Transfer & Trust Company. (1)
10.4	Registration Rights Agreement, dated January 21, 2026, among the Company and certain security holders. (1)
10.5	Private Placement Warrants Subscription Agreement, dated January 21, 2026, between the Company and Aldabra 4 LOV Sponsor Partnership, LLC. (1)
10.6	Private Placement Warrants Purchase Agreement, dated January 21, 2026, between the Company and the underwriters. (1)
10.7	Administrative Services Agreement, dated February 9, 2026, between January 21, 2026, between the Company and Aldabra 4 LOV Sponsor Partnership, LLC. (1)
10.8	Form of Indemnity Agreement (incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-292418), filed with the SEC on December 23, 2025). (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 27, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

Date: May 15, 2026	By:	/s/ Neal Yanofsky
	Name:	Neal Yanofsky
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Irina O’Berry
	Name:	Irina O’Berry
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)