Form 10-Q
period 2026-06-30
Aldabra 4 Liquidity Opportunity Vehicle, Inc.
filed 2026-08-14
CIK 2083989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 12, 2026, there were 30,015,000 Class A ordinary shares, $0.0001 par value and 7,503,750 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

INDEX TO FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$891,230	$23,583
Prepaid insurance	101,523	—
Total current assets	992,753	23,583
Marketable securities held in Trust Account	303,899,962	—
Deferred offering costs	—	261,481
TOTAL ASSETS	$304,892,715	$285,064

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$33,800	$11,246
Accrued expenses	53,907	13,125
Accrued offering costs	2,724	113,775
Due to related party	10,000	—
Promissory note - related party	—	200,000
Total current liabilities	100,431	338,146
Deferred underwriting fee payable	12,789,000	—
Total Liabilities	12,889,431	338,146

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 30,015,000 and 0 shares at redemption value of $10.12 and $0.00 per share as of June 30, 2026 and December 31, 2025, respectively	303,899,962	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; no shares issued or outstanding as of June 30, 2026 and December 31, 2025 (excluding 30,015,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 7,503,750 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (1)	750	750
Additional paid-in capital	—	24,250
Accumulated deficit	(11,897,428)	(78,082)
Total Shareholders’ Deficit	(11,896,678)	(53,082)
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$304,892,715	$285,064

(1)	At December 31, 2025, included up to 978,750 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 6). On January 23, 2026, the Underwriters’ over-allotment option was exercised in full simultaneously with the closing of the Initial Public Offering, and the 978,750 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2026
General and administrative expenses	$203,613	$862,073
Loss from operations	(203,613)	(862,073)
Other income:
Interest earned on marketable securities held in Trust Account	1,849,247	3,749,962
Net income	$1,645,634	$2,887,889

Weighted average shares outstanding, Class A ordinary shares	30,015,000	26,366,768
Basic and diluted net income per Class A ordinary share	$0.04	$0.09

Weighted average basic shares outstanding, Class B ordinary shares (1)	7,503,750	7,384,786
Basic net income per Class B ordinary share	$0.04	$0.09

Weighted average diluted shares outstanding, Class B ordinary shares	7,503,750	7,503,750
Diluted net income per Class B ordinary share	$0.04	$0.09

(1)

Up to January 23, 2026, the calculation of basic net income per ordinary share for the three and six months ended June 30, 2026 excluded 978,750 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters. On January 23, 2026, the Underwriters’ over-allotment option was exercised in full simultaneously with the closing of the Initial Public Offering, and the 978,750 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2026

	Class B Ordinary Shares (1)		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at December 31, 2025	7,503,750	$750	$24,250	$(78,082)	$(53,082)
Allocated value of transaction costs to Class A shares	—	—	(225,755)	—	(225,755)
Proceeds from sale of Private Placement Warrants	—	—	7,300,000	—	7,300,000
Fair value of Public Warrants at issuance	—	—	3,601,800	—	3,601,800
Accretion of Class A ordinary shares subject to redemption value	—	—	(10,700,295)	(12,857,988)	(23,558,283)
Net income	—	—	—	1,242,255	1,242,255
Balance at March 31, 2026 (unaudited)	7,503,750	$750	$—	$(11,693,815)	$(11,693,065)
Accretion of Class A ordinary shares subject to redemption value	—	—	—	(1,849,247)	(1,849,247)
Net income	—	—	—	1,645,634	1,645,634
Balance at June 30, 2026 (unaudited)	7,503,750	$750	$—	$(11,897,428)	$(11,896,678)

(1)

Includes up to 978,750 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 6). On January 23, 2026, the Underwriters’ over-allotment option was exercised in full simultaneously with the closing of the Initial Public Offering, and the 978,750 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

For the Six Months Ended
June 30, 2026
Cash Flows from Operating Activities:
Net income	$2,887,889
Adjustment to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,749,962)
Changes in operating assets and liabilities:
Prepaid insurance	(101,523)
Accounts payable	22,554
Accrued expenses	40,782
Due to related party	10,000
Net cash used in operating activities	(890,260)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(300,150,000)
Net cash used in investing activities	(300,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting fees and reimbursement paid	294,907,388
Proceeds from sale of Private Placement Warrants	7,300,000
Payment of offering costs	(99,481)
Proceeds from promissory note - related party	50,000
Payment of promissory note - related party	(250,000)
Net cash provided by financing activities	301,907,907

Net Change in Cash	867,647
Cash - Beginning of period	23,583
Cash - End of period	$891,230

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$12,789,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from July 24, 2025 (inception) through June 30, 2026 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and sale of Private Placement Warrants (defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,866,666 warrants as follows: (i) by and among the Company and the Underwriters to purchase an aggregate of 1,740,000 warrants and (ii) by and between the Company and Aldabra 4 LOV Sponsor Partnership, LLC (the “Sponsor”) for the purchase by the Sponsor of an aggregate of 3,126,666 warrants (collectively, the “Private Placement Warrants”) at a price of $1.50 per warrant, generating gross proceeds of $7,300,000 (see Note 4).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the Trust Account (excluding the amount of deferred underwriting discounts held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Warrants, was deposited into and is held in the Trust Account.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

If the Company seeks shareholder approval of a Business Combination, the Company will proceed with the Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

JUNE 30, 2026

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

Going Concern Consideration

As of June 30, 2026, the Company had cash of $891,230 and a working capital surplus of $892,322. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company Working Capital Loans (as defined in Note 6), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, management has determined that the Company currently lacks the liquidity needed to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements, as the Company expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Completion Period, then the Company will cease all operations except for the purpose of liquidating. Management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Completion Period. The Company intends to complete the initial Business Combination before the end of the Completion Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Completion Period.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 22, 2026, the Company’s Current Report on Form 8-K, as filed with the SEC on January 29, 2026, as well as the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses and disclosure of contingent assets and liabilities during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash

The Company considers all short-term investments held outside the Trust Account, with an original maturity of three months or less when purchased to be cash equivalents. The Company had $891,230 and $23,583 in cash as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $303,899,962 and $0 in marketable securities held in the Trust Account, respectively.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that have redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will only redeem its Public Shares. However, the threshold in its Amended and Restated Memorandum and Articles of Association would

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

not change the nature of the underlying shares as redeemable and thus the Public Shares are required to be presented outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.12 per share as of June 30, 2026) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

As of June 30, 2026, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$300,150,000
Less:
Proceeds allocated to Public Warrants (as defined below)	(3,601,800)
Issuance costs allocated to Class A ordinary shares	(18,055,768)
Plus:
Accretion of carrying value to redemption value	25,407,530
Class A ordinary shares subject to possible redemption	$303,899,962

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

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

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants are contingent upon the occurrence of future events. The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”). Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings. Founder shares issued to the Sponsor were subject to forfeiture contingent upon the exercise of the Underwriters’ over-allotment option. For purposes of diluted income per ordinary share, the founder shares are included in the denominator as of the beginning of the interim period in which the contingent condition was satisfied. Accordingly, the founder shares are included in the calculation of diluted earnings per share as if outstanding from the beginning of the interim period upon the full exercise of the over-allotment option on January 23, 2026.

The following tables reflect the calculation of basic and diluted net income per share:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic net income per share:
Numerator:
Net income	$1,316,507	$329,127	$2,256,024	$631,865
Denominator:
Weighted average ordinary shares	30,015,000	7,503,750	26,366,768	7,384,786
Basic net income per ordinary share	$0.04	$0.04	$0.09	$0.09

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Diluted net income per share:
Numerator:
Net income	$1,316,507	$329,127	$2,248,100	$639,789
Denominator:
Weighted average ordinary shares	30,015,000	7,503,750	26,366,768	7,503,750
Diluted net income per ordinary share	$0.04	$0.04	$0.09	$0.09

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The warrants are not precluded from equity classification, and were accounted for within equity on the date of issuance.

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and selling, general, and administrative expenses, and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Management is currently evaluating the impact of adopting this guidance on its unaudited condensed financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets, which were equal to $304,892,715 and $285,064 as of June 30, 2026 and December 31, 2025, respectively. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets. The CODM reviews the current condition of its total assets available to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company and reviews interest earned on investments in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investments with the Trust Account funds while maintaining compliance with the trust agreement.

	June 30, 2026	December 31, 2025
Cash	$891,230	$23,583
Marketable securities held in Trust Account	$303,899,962	$—

	For the Three Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2026
General and administrative expenses	$(203,613)	$(862,073)
Interest earned on marketable securities held in Trust Account	$1,849,247	$3,749,962

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment information provided to the CODM on a regular basis.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Administrative Support Agreement

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor up to $30,000 per month for these services during the Completion Period. For the three and six months ended June 30, 2026, the Company incurred $89,000 and $160,000 of fees, respectively, which are included in general and administrative expenses on the accompanying unaudited condensed statements of operations. The Company accrued $10,000 of administrative fees as of June 30, 2026, and are included in due to related party on the accompanying condensed balance sheets. As of June 30, 2026, the Company has paid $150,000 in administrative fees to the Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding working capital loans as of June 30, 2026 and December 31, 2025.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainty

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and other conflicts in the Middle East (including the Iran conflict). In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Furthermore, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. More recently on April 2, 2025, President Trump signed an executive order imposing a minimum 10% baseline tariff on all U.S. imports, with higher tariffs applied to imports from 57 specific countries. The baseline tariff rate became effective on April 5, 2026, while tariffs on imports from the 57 targeted nations, ranging from 11% to 50%, took effect on April 9, 2026. On the same day, President Trump announced a 90-day ‘pause’ on reciprocal tariffs for all but China, which continues to face tariffs as high as 145%. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. FASB ASC Topic 740 requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s unaudited condensed financial statements.

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

Registration and Shareholder Rights Agreement

The holders of the (i) Founder Shares, which were issued in the Private Placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. Pursuant to the registration rights agreement and assuming $1,500,000 of working capital loans are converted into warrants, the Company will be obligated to register up to 13,370,416 Class A ordinary shares and 5,866,666 warrants. The number of Class A ordinary shares includes (i) 7,503,750 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 4,866,666 Class A ordinary shares underlying the Private Placement Warrants and (iii) Class A ordinary shares underlying the warrants that may be issued upon conversion of working capital loans. The number of warrants includes up to 4,866,666 Private Placement Warrants and 1,000,000 warrants that may be issued upon the conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

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

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 7,503,750 Class B ordinary shares issued and outstanding.

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

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Warrants — As of June 30, 2026, there were 14,871,666 warrants issued including 10,005,000 Public Warrants, issued as part of the Units, and 4,866,666 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. As of December 31, 2025, there were no warrants issued and outstanding.

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

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026
Marketable securities held in Trust Account	1	$303,899,962

At December 31, 2025, the Company had not commenced its Initial Public Offering and thus did not have a trust account.

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

Results of Operations

As of June 30, 2026, the Company had not commenced any operations. All activities for the three and six months ended June 30, 2026, relates, prior to the Initial Public Offering, formation and preparation for the Initial Public Offering, and after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering and sale of Private Placement Warrants (defined below). We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,645,634, which consisted of interest earned on marketable securities held in Trust Account of $1,849,247 offset by general and administrative expenses of $203,613.

For the six months ended June 30, 2026, we had net income of $2,887,889, which consisted of interest earned on marketable securities held in Trust Account of $3,749,962 offset by general and administrative expenses of $862,073.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor which were repaid at the closing of the Initial Public Offering. As of June 30, 2026, we had cash of $891,230 and working capital surplus of $892,322.

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

For the six months ended June 30, 2026, net cash used in operating activities was $890,260. Net income of $2,887,889 was affected by the interest earned on marketable securities held in Trust Account of $3,749,962, changes in prepaid insurance of $101,523, accounts payable of $22,554, accrued expenses of $40,782, and due to related party of $10,000.

For the six months ended June 30, 2026, net cash used in investing activities was $300,150,000, which was due to the cash deposited into the Trust Account of $300,150,000.

For the six months ended June 30, 2026, net cash provided by financing activities was $301,907,907, which was due to the proceeds from sale of Units, net of underwriting fees and reimbursement paid of $294,907,388 and proceeds from sale of Private Placement Warrants of $7,300,000 and Promissory Note (as defined below) of $50,000 offset by the payment of the Promissory Note of $250,000 and offering costs of $99,481.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on January 23, 2026, the Company agreed to pay the Sponsor or an affiliate a total of $30,000 per month for general and administrative services, including office space and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2026, the Company incurred fees for these services of $160,000.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarterly period covered by this Quarterly Report.

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

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ALDABRA 4 LIQUIDITY OPPORTUNITY VEHICLE, INC.

Date: August 13, 2026	By:	/s/ Neal Yanofsky
	Name:	Neal Yanofsky
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Irina O’Berry
	Name:	Irina O’Berry
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)